Form 10-K
MORGAN STANLEY DEAN WITTER CAPITAL I SERIES 2002 TOP7
filed 2003-03-31
CIK 1174474

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2002

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-83986-02


        Morgan Stanley Dean Witter Capital I Inc.
        Commercial Mortgage Pass-Through Certificates
        Series 2002-TOP7

       (Exact name of registrant as specified in its charter)



   New York                                       Pending
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

   Wells Fargo Bank Minnesota, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.



  Securities registered pursuant to Section 12(g) of the Act:

       NONE.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X       No ___







  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.






  State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

         Not applicable.








  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc..) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                 PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trusts created under the Pooling and Servicing Agreement (the Trusts), the Trustee, the Servicer or the registrant with respect to the Trusts other than routine litigation incidental to the duties of the respective parties.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                               PART II


  Item 5.  Market for registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2002, the number of holders of record for each class of Certificate were as follows:


             Class A-1                        24
             Class A-2                        33
             Class B                           9
             Class C                           4
             Class D                           1
             Class E                           3
             Class F                           1
             Class G                           3
             Class H                           4
             Class J                           4
             Class K                           3
             Class L                           3
             Class M                           3
             Class N                           3
             Class O                           3
             Class R-I                         1
             Class R-II                        1
             Class R-III                       1
             Class X-1                         3
             Class X-2                         4

             Total:                          111


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.




  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


                               PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Controls and Procedures.

            Not applicable.



                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.


       a) GMAC Commercial Mortgage Corporation, as Special Servicer <F2>
       b) Wells Fargo Bank, N.A., as Master Servicer <F2>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) GMAC Commercial Mortgage Corporation, as Special Servicer <F2>
       b) Wells Fargo Bank, N.A., as Master Servicer <F2>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) GMAC Commercial Mortgage Corporation, as Special Servicer <F1>
       b) Wells Fargo Bank, N.A., as Master Servicer <F2>


    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders.


   (b) On October 25, 2002, November 26, 2002, and December 31, 2002 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.


   (d) Omitted.

  <F1> Such document (i) is not filed herewith since such document was not received by the reporting person at least three business days prior to the due date covered by this report, and (ii) will be included in an amendment to this report on Form 10-K/A to be filed within 30 days of the Reporting Person's receipt of such document.

  <F2> Filed herewith.




                               SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Morgan Stanley Dean Witter Capital I Inc.
    Commercial Mortgage Pass-Through Certificates
    Series 2002-TOP7
    (Registrant)



  Signed:  Morgan Stanley Dean Witter Capital I Inc. as Depositor



  By:   Jeannette DeLaGarza, Managing Director

  By: /s/  Jeannette DeLaGarza


  Dated: March 26, 2003

  Sarbanes-Oxley Certification


I, Jeannette DeLaGarza, certify that:


1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Morgan Stanley Dean Witter Capital I Inc. Commercial Mortgage Pass-Through Certificates Series 2002-TOP7;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: GMAC Commercial Mortgage Corporation, as Special Servicer; Principal Global Investors, LLC, as primary servicer; and the following sub-servicers: GMAC Commercial Mortgage Corporation.


      Date: March 26, 2003


      /s/ Jeannette DeLaGarza
      Signature


      Managing Director
      Title




  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.



  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.


Ex-99.1 (a)
PRICEWATERHOUSECOOPERS   (logo)

PricewaterhouseCoopers LLP
1177 Avenue of the Americas
New York NY 10036
Telephone (646) 471 4000
Facsimile (813) 286 6000
Report of Independent Accountants

To the Board of Directors of
GMAC Commercial Mortgage Corporation


We have examined management's assertion, dated March 17, 2003, about GMAC Commercial Mortgage Corporation's compliance with its established minimum master servicing standards ("Master Servicing Policy"), which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP), as of and for the year ended December 31, 2002 included in the accompanying management assertion. Management is responsible for the company's compliance with the Master Servicing Policy. Our responsibility is to express an opinion on management's assertion about the company's compliance based on our examination.

Our examination was made in accordance with the standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the company's compliance with the Master Servicing Policy and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination of the company's compliance with the Master Servicing Policy.

In our opinion, management's assertion that the company complied with the aforementioned Master Servicing Policy as of and for the year ended December 31, 2002 is fairly stated in all material respects.

/s/ PricewaterhouseCoopers LLP


March 17, 2003

Ex-99.1 (b)


KPMG (logo)

Three Embarcadero Center
San Francisco, CA 94111


Independent Accountants' Report

The Board of Directors
Wells Fargo Bank, N.A.:

We have examined management's assertion about Wells Fargo Commercial Mortgage Servicing's (a division of Wells Fargo Bank, N.A.) compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers (USAP), except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multi-family loans, as of and for the year ended December 31, 2002 included in the accompanying management assertion. Management is responsible for Wells Fargo Commercial Mortgage Servicing's compliance with those minimum servicing standards. Our responsibility is to express on management's assertion about Wells Fargo Commercial Mortgage Servicing's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Wells Fargo Commercial Mortgage Servicing's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Wells Fargo Commercial Mortgage Servicing's compliance with the minimum servicing standards.

In our opinion, management's assertion that, except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multi-family loans, Wells Fargo Commercial Mortgage Servicing has complied in all material respects with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ KPMG LLP

February 25, 2003

KPMG LLP. KPMG LLP, a U.S. limited liability partnership is a member of KPMG International, a Swiss association.

Ex-99.2 (a)

GMAC
Commercial Mortgage (logo)


Management's Assertion Concerning Compliance
With Minimum Master Servicing Standards

March 17, 2003

As of and for the year ended December 31, 2002, GMAC Commercial Mortgage Corporation has complied, in all material respects, with the minimum master servicing standards set forth in the Company's master servicing standards (Exhibit B), which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As master servicer for the transactions included in Exhibit A, the Company performs certain functions with respect to loan servicing, however, other servicing functions are performed by various subservicers.

As of December 31, 2002, the company was covered by various General Motors Corporation insurance policies providing $400 million of fidelity bond insurance and $400 million of errors and omissions insurance.

/s/ Robert D. Feller
Robert D. Feller
Chief Executive Officer

/s/ Wayne D. Hoch
Wayne D. Hoch
Executive Vice President and
Chief Financial Officer

/s/ Michael I. Lipson
Michael I. Lipson
Executive Vice President, Global Servicing

200 Witmer Road * P.O. Box 1015 * Horsham, PA 19044-8015

Ex-99.2 (b)

Management Assertion
February 25, 2003

As of and for the year ended December 31, 2002, Wells Fargo Commercial Mortgage Servicing, a division of Wells Fargo Bank, N.A., which is a wholly owned subsidiary of Wells Fargo & Company, has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA) Uniform Single Attestation Program for Mortgage Bankers
(USAP), except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multi-family loans. As of and for the year ended December 31, 2002, Wells Fargo Commercial Mortgage Servicing had in effect a fidelity bond in the amount of $50,000,000 and an errors and omissions policy in the amount of $58,600,000.

Very truly yours,

Wells Fargo Commercial Mortgage Servicing

/s/ Jeannette De La Garza
Jeannette De La Garza
Senior Vice President
Wells Fargo Commercial Mortgage Servicing

/s/ Linda Paulin
Linda Paulin
Senior Vice President
Wells Fargo Commercial Mortgage Servicing

Ex-99.3 (b)

Wells Fargo Bank (logo)

ANNUAL STATEMENT AS TO COMPLIANCE
OFFICER'S CERTIFICATE


Re: Morgan Stanley Dean Witter Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2002-TOP7


In accordance with Section 8.12 of that certain Pooling and Servicing Agreement dated June 1, 2002 ("Agreement"), executed by and between Morgan Stanley Dean Witter Capital I Inc. ("Depositor"), Wells Fargo Bank, National Association ("Master Servicer"), GMAC Commercial Mortgage Corporation ("Special Servicer"), and LaSalle Bank National Association ("Trustee"), Wells Fargo Bank Minnesota, National Association ("Paying Agent and Certificate Registrar"), Kredeitbank S.A. Luxembourgeoise ("Luxembourg Paying Agent") as authorized officer of
Master Servicer, I certify that (i) a review of the activities and performance of the Master Servicer during the preceding calendar year has been made under my supervision, and (ii) to the best of my knowledge, based on such review, Master Servicer has performed and fulfilled its duties, responsibilities and obligations under the Agreement in all material respects throughout such year.

Wells Fargo Bank, National Association
"Master Servicer"

/s/ Diane Arthur
By: Diane Arthur
Its: Vice President


Date: March 15, 2003

Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                            Interest          Principal               Losses            Ending Balance
   A-1                         6,973,955.89         5,191,735.44                0.00            256,198,264.56
   A-2                        17,112,816.48                 0.00                0.00            572,335,000.00
   B                             736,774.38                 0.00                0.00             24,236,000.00
   C                             898,664.70                 0.00                0.00             29,083,000.00
   D                             226,491.66                 0.00                0.00              7,271,000.00
   E                             238,488.78                 0.00                0.00              7,271,000.00
   F                             403,529.40                 0.00                0.00             12,118,000.00
   G                             253,197.14                 0.00                0.00              7,271,000.00
   H                             327,180.00                 0.00                0.00             10,906,000.00
   J                             254,490.00                 0.00                0.00              8,483,000.00
   K                             218,130.00                 0.00                0.00              7,271,000.00
   L                             145,410.00                 0.00                0.00              4,847,000.00
   M                             145,410.00                 0.00                0.00              4,847,000.00
   N                              72,720.00                 0.00                0.00              2,424,000.00
   O                             290,841.48                 0.00                0.00              9,694,715.40
   R-I                                 0.00                 0.00                0.00                      0.00
   R-II                                0.00                 0.00                0.00                      0.00
   R-III                               0.00                 0.00                0.00                      0.00
   X-1                           900,255.53                 0.00                0.00                      0.00
   X-2                         5,598,718.47                 0.00                0.00                      0.00