Form 10-K/A
period 2003-03-31
MORGAN STANLEY DEAN WITTER CAPITAL I SERIES 2002 TOP7
filed 2003-07-30
CIK 1174474

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K/A

                                   Amendment No. 1


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



                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.


       a) GMAC Commercial Mortgage Corporation, as Special Servicer <F1>
       b) Wells Fargo Bank, N.A., as Master Servicer <F1>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) GMAC Commercial Mortgage Corporation, as Special Servicer <F1>
       b) Wells Fargo Bank, N.A., as Master Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) GMAC Commercial Mortgage Corporation, as Special Servicer <F1>
       b) Wells Fargo Bank, N.A., as Master Servicer <F1>


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

  <F1> Filed herewith.




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


  Dated: July 11, 2003

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


      Date: July 11, 2003


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

Very truly yours,

Wells Fargo Commercial Mortgage Servicing

/s/ Jeannette De La Garza
Jeannette De La Garza
Senior Vice President
Wells Fargo Commercial Mortgage Servicing

/s/ Linda Paulin
Linda Paulin
Senior Vice President
Wells Fargo Commercial Mortgage Servicing

Ex-99.3 (a)


GMAC
Commercial Mortgage (logo)
550 California Street, 12th Floor
San Francisco, CA 94104
Tel. 415-835-9200
Fax  415-391-2949


Morgan Stanley Dean Witter Capital I Inc.
Series 2002-TOP7
Annual Statement as to Compliance
For Period of June 18, 2002 through December 31, 2002

Pursuant to section 8.12 of the Pooling and Servicing Agreement, I attest that:

(A) A review of the activities of GMAC Commercial Mortgage as Special Servicer during the period, and of its performance under this Agreement, has been made under my supervision.

(B) To the best of my knowledge, based on such review, GMAC Commercial Mortgage as Special Servicer, has fulfilled all its obligations under this Agreement in all material respects throughout the period. However, during the period of June 18 through December 31, 2002, GMAC Commercial Mortgage as Special Servicer did not service any Specially Serviced Mortgaged Loans.


BY: /s/ Michele Heisler     Date: 3/28/03
        Michele Heisler
        Vice President, GMAC Commercial Mortgage Corporation

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